Form 10-Q
period 2026-03-31
TGE Value Creative Solutions Corp
filed 2026-05-13
CIK 2079933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-43025

TGE Value Creative Solutions Corp

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

66 rue Jean-Jacques Rousseau

75001 Paris, France

+33 (0) 1 7673 2800

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	BEBE U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	BEBE	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	BEBE WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 5, 2026, there were 15,000,000 Class A ordinary shares, $0.0001 par value, and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TGE VALUE CREATIVE SOLUTIONS CORP

i

Part I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

TGE Value Creative Solutions Corp

Condensed Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
	US$	US$
Assets:
Current assets:
Cash at bank	642,920	683,798
Prepaid expenses	4,987	—
Total Current Assets	647,907	683,798
Non-current assets:
Investments held in Trust Account	151,320,741	150,109,781
Total Non-current Assets	151,320,741	150,109,781
Total Assets	151,968,648	150,793,579

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs	31,124	31,124
Accrued expenses	99,891	79,887
Accounts payable	38,837	788
Due to related party	8,306	806
Promissory note – related party	150,426	150,426
Total Current Liabilities	328,584	263,031
Non-current liabilities:
Deferred underwriting commissions	6,000,000	6,000,000
Total Non-current Liabilities	6,000,000	6,000,000
Total Liabilities	6,328,584	6,263,031

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to redemption, $0.0001 par value; 15,000,000 shares issued and outstanding at redemption value of $10.09 and $10.01 per share at March 31, 2026 and December 31, 2025, respectively	151,320,741	150,109,781

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; none issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 5,000,000 issued and outstanding at March 31, 2026 and December 31, 2025	500	500
Additional paid-in capital	—	—
Accumulated deficit	(5,681,177)	(5,579,733)
Total Shareholders’ Deficit	(5,680,677)	(5,579,233)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	151,968,648	150,793,579

The accompanying notes are an integral part of these unaudited condensed financial statements.

TGE Value Creative Solutions Corp
Unaudited Condensed Statement of Operations
For the Three Months Ended March 31, 2026

US$
General and administrative expenses	103,894
Loss from operations	(103,894)

Other income:
Income on investments held in trust account	1,213,410
Total other income, net	1,213,410
Net income	1,109,516

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	15,000,000

Basic and diluted net earnings per share, Class A ordinary shares subject to possible redemption	0.06

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,000,000

Basic and diluted net earnings per share, non-redeemable Class B ordinary shares	0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

TGE Value Creative Solutions Corp
Unaudited Condensed Statement of Changes in Shareholders’ Deficit
For the Three Months Ended March 31, 2026

	Class B Ordinary Shares		Additional		Total
	No. of shares	Amount	Paid-In Capital	Accumulated deficit	Shareholder’s Deficit
		US$	US$	US$	US$
Balance – December 31, 2025	5,000,000	500	—	(5,579,733)	(5,579,233)
Accretion of Class A ordinary shares subject to redemption value	—	—	—	(1,210,960)	(1,210,960)
Net income	—	—	—	1,109,516	1,109,516
Balance – March 31, 2026	5,000,000	500	—	(5,681,177)	(5,680,677)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TGE Value Creative Solutions Corp
Unaudited Condensed Statement of Cash Flows
For the Three Months Ended March 31, 2026

US$
Cash Flows from Operating Activities:
Net income	1,109,516
Adjustments to reconcile net income to net cash used in operating activities:
Withdrawals from Trust for bank fee	2,450
Income in investments held in trust account	(1,213,410)
Changes in operating assets and liabilities
Accrued expenses	20,004
Prepaid expenses	(4,987)
Due to related party	7,500
Accounts payable	38,049
Net cash used in operating activities	(40,878)

Net Change in Cash at Bank	(40,878)
Cash at Bank – Beginning of the period	683,798
Cash at Bank – End of the period	642,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 13, 2025 (date of incorporation) to March 31, 2026 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $642,920 in cash at bank and working capital of $319,323. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of March 31, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

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

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $642,920 and $683,798 of cash at bank and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $151,320,741 and $150,109,781, respectively, were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. For the three months ended March 31, 2026, the Company withdrew $2,450 of interest earned on the Trust Account to pay bank fees.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on this account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Transaction costs amounted to $9,790,284, consisting of $3,000,000 of cash underwriting fee, $6,000,000 of deferred underwriting fee, and $790,284 of other offering costs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740,“Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Warrants that meet the criteria for classification as equity are recorded as a component of equity at the time of issuance, with no subsequent remeasurement required. Direct and incremental transaction costs related to the issuance of equity-classified warrants are recorded as a reduction to additional paid-in capital. Upon exercise, the carrying amount of the warrants is reclassified to additional paid-in capital, and no gain or loss is recognized. If warrants expire unexercised, the carrying amount remains in equity. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 7,500,000 Public Warrants and 7,064,706 Private Placement Warrants outstanding as of March 31, 2026 and December 31, 2025.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended
	March 31, 2026
	Class A	Class B
	Redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$832,137	$277,379
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.06	$0.06

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

US$
Gross proceeds	150,000,000
Less:
Proceeds allocated to Public Warrants	(2,265,861)
Proceeds allocated of the over-allotment option to Class A ordinary shares	(124,097)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,518,297)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	12,018,036
Class A ordinary shares subject to possible redemption at December 31, 2025	150,109,781
Accretion of Class A ordinary shares subject to possible redemption	1,210,960
Class A ordinary shares subject to possible redemption at March 31, 2026	151,320,741

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

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 5 — SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

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

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note — Related Party

On July 31, 2025, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing. As of March 31, 2026 and December 31, 2025, there was $150,426 outstanding borrowings under the Promissory Note.

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2026 and December 31, 2025, there is $8,306 and $806, respectively, in due to related party related to the agreement. The Company incurred $7,500 for the three months ended March 31, 2026. Amounts have been included in general and administrative expenses in the accompanying statement of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 — SHAREHOLDER’S (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 15,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On December 22, 2025, the underwriters determined the over-allotment option will not be exercised in full or in part. As such, the sponsor forfeited 750,000 Class B ordinary shares (including the forfeiture of 93,750 shares out of 718,750 founder shares held by the directors, officers and advisors of the Sponsor). As of March 31, 2026 and December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

As of March 31, 2026 and December 31, 2025, there were 14,564,706 warrants outstanding, including 7,500,000 Public Warrants, 5,300,000 Sponsor Private Warrant and 1,764,706 Underwriter Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no oblig’ation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

TGE Value Creative Solutions Corp
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
		US$
Assets:
Investments held in Trust Account	1	151,320,741

	Level	December 31, 2025
		US$
Assets:
Investments held in Trust Account	1	150,109,781

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TGE Value Creative Solutions Corp. References to our “Management” refer to our officers, and references to the “Sponsor” refer to TGE SpiderNet Capital Group LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 13, 2025 under the laws of the Cayman Islands as an exempted company with limited liability and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more business (“Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt. We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any Business Combination target.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend the combination period consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

In 2024, the SEC adopted additional rules and regulations relating to SPACs (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to (a) SPAC sponsors and related persons; (b) SPAC Business Combination transactions; (c) dilution and conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (d) projections included in SEC filings in connection with proposed Business Combination transactions; and (ii) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 13, 2025 (inception) through March 31, 2026 were organizational activities, those activities necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,109,516 which consisted of $1,213,410 of interest income on investments held in the Trust Account offset by $103,894 of general and administrative costs.

For the period from June 13, 2025 (inception) through March 31, 2026, we had net income of $1,255,347, which consisted of $1,323,191 of interest income on investments held in the Trust Account and $126,000 of change in fair value in over-allotment option liability offset by $193,844 of general and administrative costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors, many of which are beyond our control, including economic uncertainty and volatility in the financial markets. Our results of operations and our ability to consummate a Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, Iran and the rest of Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

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

For the three months ended March 31, 2026, cash used in operating activities was $40,878. Net income of $1,109,516 was affected by income in investments held in trust account of $1,213,410 and partially offset by payment of bank charges through the trust account of $2,450 and changes in operating assets and liabilities of $60,566.

As of March 31, 2026, we had cash held in trust account of $151,320,741. We may withdraw interest from the trust account to pay income taxes and up to $100,000 to pay dissolution expenses. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the three months ended March 31, 2026, there were no withdrew on the cash held in trust account.

As of March 31, 2026, we had cash at bank of $642,920 for working capital purpose. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On July 31, 2025, our Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing. As of March 31, 2026, there was $150,426 outstanding borrowings under the Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with our Business Combination, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, there were no amounts outstanding under the working capital loan. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments held in the Trust Account, we may, at any time, based on our Management’s ongoing assessment of all factors related to our potential status under the Investment Company Act, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, off-balance sheet arrangements or long-term liabilities other than described as below.

Administrative Service Fee

We entered into an agreement with our Sponsor on December 18, 2025, pursuant to which we agreed to pay our Sponsor up to $2,500 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. For the three months ended March 31, 2026, we incurred $8,306 for these services.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. However, none of these estimates and assumptions have been identified as critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the financial statements and notes thereto contained elsewhere in this Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

Item 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. In addition to the other information set forth in this Report and our other filings with the SEC, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and the private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. There has been no material change in the planned use of proceeds from our Initial Public Offering and the private placement as described in the IPO Registration Statement. The specific investments held in our Trust Account may change from time to time.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Memorandum and Articles of Association of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2025)
4.1	Warrant Agreement, dated December 18, 2025, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TGE Value Creative Solutions Corp

Date: May 13, 2026	/s/ Xavier Zee
	Name:	Xavier Zee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	/s/ Samuel Chau
	Name:	Samuel Chau
	Title:	Director and Chief Financial Officer
(Principal Accounting Officer)