Form 10-Q
period 2026-06-30
TGE Value Creative Solutions Corp
filed 2026-08-14
CIK 2079933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 15,000,000 Class A ordinary shares, $0.0001 par value, and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TGE VALUE CREATIVE SOLUTIONS CORP

i

Part I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

TGE Value Creative Solutions Corp

Condensed Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
	US$	US$
Assets:
Current assets:
Cash at bank	386,697	683,798
Prepaid expenses	45,737	—
Total Current Assets	432,434	683,798
Non-current assets:
Investments held in Trust Account	152,545,289	150,109,781
Total Non-current Assets	152,545,289	150,109,781
Total Assets	152,977,723	150,793,579

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs	21,745	31,124
Accrued expenses	99,890	79,887
Accounts payable	28,235	788
Due to related party	15,806	806
Promissory note – related party	426	150,426
Total Current Liabilities	166,102	263,031
Non-current liabilities:
Deferred underwriting commissions	6,000,000	6,000,000
Total Non-current Liabilities	6,000,000	6,000,000
Total Liabilities	6,166,102	6,263,031

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to redemption, $0.0001 par value; 15,000,000 shares issued and outstanding at redemption value of $10.17 and $10.01 per share at June 30, 2026 and December 31, 2025, respectively	152,545,289	150,109,781

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; none issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 5,000,000 issued and outstanding at March 31, 2026 and December 31, 2025	500	500
Additional paid-in capital	—	—
Accumulated deficit	(5,734,168)	(5,579,733)
Total Shareholders’ Deficit	(5,733,668)	(5,579,233)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	152,977,723	150,793,579

The accompanying notes are an integral part of these unaudited condensed financial statements.

TGE Value Creative Solutions Corp
Unaudited Condensed Statements of Operations

			For the
			Period from
			June 13,
	For the	For the	2025
	Three Months	Six Months	(inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2026	2026	2025
	US$	US$	US$
General and administrative expenses	$54,046	$157,940	$—
Loss from operations	(54,046)	(157,940)	—

Other income:
Income on investments held in trust account	1,225,603	2,439,013	—
Other income, net	1,225,603	2,439,013	—
Net income	$1,171,557	$2,281,073	$—

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	15,000,000	15,000,000	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.11	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,000,000	5,000,000	—

Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.06	$0.11	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TGE Value Creative Solutions Corp
Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the Three and Six Months Ended June 30, 2026

	Class B
	Ordinary Shares		Additional		Total
	No. of		Paid-In	Accumulated	Shareholder’s
	shares	Amount	Capital	deficit	Deficit
		US$	US$	US$	US$
Balance – December 31, 2025	5,000,000	500	—	(5,579,733)	(5,579,233)
Accretion of Class A ordinary shares subject to redemption value	—	—	—	(1,210,960)	(1,210,960)
Net income	—	—	—	1,109,516	1,109,516
Balance – March 31, 2026	5,000,000	500	—	(5,681,177)	(5,680,677)
Accretion of Class A ordinary shares subject to redemption value	—	—	—	(1,224,548)	(1,224,548)
Net income	—	—	—	1,171,557	1,171,557
Balance – June 30, 2026	5,000,000	500	—	(5,734,168)	(5,733,668)

For the Period From June 13, 2025 (inception) Through June 30, 2025

Class B
	common stock		Additional		Total
	No. of		Paid-In	Accumulated	shareholder’s
	shares	shares	Capital	deficit	equity
		US$	US$	US$	US$
Balance – June 13, 2025 (inception)	—	—	—	—	—
Net loss	—	—	—	—	—
Balance – June 30, 2025	—	—	—	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TGE Value Creative Solutions Corp
Unaudited Condensed Statement of Cash Flows

	Six Months Ended June 30, 2026	For the Period From June 13, 2025 (inception) Through June 30, 2025
	US$	US$

Cash Flows from Operating Activities:
Net income	$2,281,073	$—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Withdrawals from Trust for bank fee	3,505	—
Income in investments held in trust account	(2,439,013)	—
Changes in operating assets and liabilities:
Accrued expenses	20,003	—
Prepaid expenses	(45,737)	—
Due to related party	15,000	—
Accounts payable	27,447	—
Net cash used in operating activities	(137,722)	—

Cash Flows from Financing Activities:
Payment of Promissory note - related party	(150,000)	—
Payment of offering costs	(9,379)	—
Net cash provided by financing activities	(159,379)	—

Net change in Cash	(297,101)	—
Cash – Beginning of period	683,798	—
Cash – End of period	$386,697	$—

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 13, 2025 (date of incorporation) to June 30, 2026 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 18, 2025. On December 22, 2025, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”).

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn for any permitted withdrawals, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $386,697 in cash at bank and working capital of $266,332. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

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

 Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, and tariff on imports from foreign countries could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $386,697 and $683,798 of cash at bank and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $152,545,289 and $150,109,781, respectively, were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. For the three and six months ended June 30, 2026, the Company withdrew $1,055 and $3,505, respectively, of interest earned on the Trust Account to pay bank fees.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on this account.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and will be accounted for as a liability until fully exercised or upon the expiration of the 45-day option period.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Warrants that meet the criteria for classification as equity are recorded as a component of equity at the time of issuance, with no subsequent remeasurement required. Direct and incremental transaction costs related to the issuance of equity-classified warrants are recorded as a reduction to additional paid-in capital. Upon exercise, the carrying amount of the warrants is reclassified to additional paid-in capital, and no gain or loss is recognized. If warrants expire unexercised, the carrying amount remains in equity. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 7,500,000 Public Warrants and 7,064,706 Private Placement Warrants outstanding as of June 30, 2026 and December 31, 2025.

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

The Company has not considered the effect of the 7,500,000 Public Warrants in the calculation of diluted net income per share since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares for the three and six months ended June 30, 2026:

	For the Three Months Ended
	June 30, 2026
	Class A	Class B Non-
	Redeemable	redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$878,668	$292,889
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.06	$0.06

	For the Six Months Ended
	June 30, 2026
	Class A	Class B Non-
	Redeemable	redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,710,805	$570,268
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.11	$0.11

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Class B Ordinary Share for the period from June 13, 2025 (inception) through June 30, 2025:

For the Period From June 13, 2025 (inception) Through June 30, 2025
Net loss	$—
Basic and diluted weighted average Class B Ordinary Shares outstanding(1)	—
Basic and diluted net loss per share	$—

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

US$
Gross proceeds	150,000,000
Less:
Proceeds allocated to Public Warrants	(2,265,861)
Proceeds allocated of the over-allotment option to Class A ordinary shares	(124,097)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,518,297)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	12,018,036
Class A ordinary shares subject to possible redemption at December 31, 2025	150,109,781
Accretion of Class A ordinary shares subject to possible redemption	2,435,508
Class A ordinary shares subject to possible redemption at June 30, 2026	152,545,289

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

Promissory Note — Related Party

On July 31, 2025, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing. As of June 30, 2026 and December 31, 2025, there was $426 and $150,426, respectively, outstanding borrowings under the Promissory Note.

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

As of June 30, 2026 and December 31, 2025, there is $15,306 and $806, respectively, in due to related party related to the agreement. The Company incurred $7,500 and $15,000, respectively, for the three and six months ended June 30, 2026. Amounts have been included in general and administrative expenses in the accompanying statement of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 8 — SHAREHOLDER’S (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 15,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On December 22, 2025, the underwriters determined the over-allotment option will not be exercised in full or in part. As such, the sponsor forfeited 750,000 Class B ordinary shares (including the forfeiture of 93,750 shares out of 718,750 founder shares held by the directors, officers and advisors of the Sponsor). As of June 30, 2026 and December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

As of June 30, 2026 and December 31, 2025, there were 14,564,706 warrants outstanding, including 7,500,000 Public Warrants, 5,300,000 Sponsor Private Warrant and 1,764,706 Underwriter Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
		US$
Assets:
Investments held in Trust Account	1	152,545,289

	Level	December 31, 2025
		US$
Assets:
Investments held in Trust Account	1	150,109,781

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 13, 2025 (inception) through June 30, 2026 were organizational activities, those activities necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,171,557 which consisted of $1,225,603 of interest income on investments held in the Trust Account, partially offset by $54,046 of general and administrative costs.

For the six months ended June 30, 2026, we had net income of $2,281,073 which consisted of $2,439,013 of interest income on investments held in the Trust Account, partially offset by $157,940 of general and administrative costs.

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

For the three months ended June 30, 2026, cash used in operating activities was $96,844. Net income of $1,171,557 was affected by income in investments held in trust account of $1,225,603 and partially offset by payment of bank charges through the trust account of $1,055 and changes in operating assets and liabilities of $43,853.

For the six months ended June 30, 2026, cash used in operating activities was $137,722. Net income of $2,281,073 was affected by income in investments held in trust account of $2,439,013 and partially offset by payment of bank charges through the trust account of $3,505 and changes in operating assets and liabilities of $16,713.

As of June 30, 2026, we had cash and marketable securities held in trust account of $152,545,289. We may withdraw interest from the trust account to pay income taxes and up to $100,000 to pay dissolution expenses. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the three months ended June 30, 2026, there were no withdrew on the cash held in trust account.

As of June 30, 2026, we had cash at bank of $386,697 for working capital purpose. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On July 31, 2025, our Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing. As of June 30, 2026, there was $426 outstanding borrowings under the Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with our Business Combination, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, there were no amounts outstanding under the working capital loan. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, off-balance sheet arrangements or long-term liabilities other than described as below.

Administrative Service Fee

We entered into an agreement with our Sponsor on December 18, 2025, pursuant to which we agreed to pay our Sponsor up to $2,500 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. For the three months ended June 30, 2026, we incurred $15,000 for these services.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

TGE Value Creative Solutions Corp

Date: August 14, 2026	/s/ Xavier Zee
	Name:	Xavier Zee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	/s/ Samuel Chau
	Name:	Samuel Chau
	Title:	Director and Chief Financial Officer
(Principal Accounting Officer)